Form 10-Q
period 2026-03-31
Boost Run Inc.
filed 2026-06-01
CIK 2090646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43277

Boost Run Inc.

(Exact name of registrant as specified in its charter)

Delaware	39-4824850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Revere Drive, Suite 200 Northbrook, IL	60062
(Address of principal executive offices)	(Zip Code)

(847) 489-3367

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BRUN	The Nasdaq Stock Market LLC
Warrants, each whole warrant is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BRUNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 1, 2026, the registrant had a total of 31,895,656 shares of Class A Common Stock, $0.0001 par value, issued and outstanding and 29,533,018 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

BOOST RUN INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated April 8, 2026, as may be supplemented from time to time, and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Report to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BOOST RUN INC.

BOOST RUN HOLDINGS LLC.

Boost Run Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Liabilities
Current liabilities:
Accrued expenses	$50,450	$25,450
Related party payable	52,000	26,000
Total liabilities	$102,450	$51,450

Stockholder’s deficit
Common stock (1,000,000,000 authorized, $0.0001 par value, 1 share issued and outstanding)	-	-
Accumulated deficit	(102,450)	(51,450)
Total stockholder’s deficit	(102,450)	(51,450)
Total liabilities and stockholder’s deficit	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boost Run Inc.

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2026
(Unaudited)
Operating costs and expenses:
General and administrative	$51,000
Loss from operations	(51,000)
Net Loss	$(51,000)

Weighted average common stock outstanding	1
Net loss per share - basic and diluted	$(51,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Boost Run Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

	Common stock shares	Accumulated deficit	Total Stockholder’s deficit
(Unaudited)
Beginning balance at January 1, 2026	1	$(51,450)	$(51,450)
Net loss	-	(51,000)	(51,000)
Ending balance at March 31, 2026	1	$(102,450)	$(102,450)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Boost Run Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2026
(Unaudited)
Cash flows from operating activities
Net loss	$(51,000)
Changes in operating liabilities:
Related party payable	26,000
Accrued expenses	25,000
Net cash used in operating activities	$-
Net cash used in investing activities
Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOOST RUN INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Boost Run Inc. (“Boost Run” or the “Company”) was incorporated on September 5, 2025 (the “Inception Date”), under the laws of the State of Delaware. The Company’s registered office is located in Wilmington, Delaware, and its registered agent at that address is The Corporation Trust Company.

On September 5, 2025, Boost Run Inc. entered into two subscription agreements to acquire ownership interests in affiliated entities formed for the purpose of facilitating a special purpose acquisition company (“SPAC”) merger transaction, as discussed in Note 6, Commitments and Contingencies – Merger (the “Merger”).

Investment in Benchmark Merger Sub I Inc.

The Company subscribed for and purchased 1,000 shares of common stock, par value $0.0001 per share, of Benchmark Merger Sub I Inc. (“SPAC Merger Sub”), a Delaware corporation, for a total consideration of $100. The shares acquired represent 100% of the issued and outstanding equity of SPAC Merger Sub. This entity is intended to serve as a merger subsidiary in connection with the Merger.

Investment in Benchmark Merger Sub II LLC

The Company also subscribed for and purchased 100% of the issued and outstanding limited liability interests of Benchmark Merger Sub II LLC (“Company Merger Sub”), a Delaware limited liability company, for a total consideration of $100. This entity is also intended to facilitate the Merger.

Management has evaluated the nature and purpose of these entities and determined that consolidation under ASC 810, Consolidation, is appropriate. Accordingly, the financial results of Benchmark Merger Sub I Inc. and Benchmark Merger Sub II LLC are included in the condensed consolidated financial statements of Boost Run Inc.

As a result of these transactions, Benchmark Merger Sub I Inc. and Benchmark Merger Sub II LLC became wholly owned subsidiaries of Boost Run Inc.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board. The Company has selected December 31 as its fiscal year end.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and its results of operations and cash flows for the interim period   presented, have been included. The results of operations for the interim period is not necessarily indicative of the results that may be expected for the full fiscal year or any other future period.

The information included in these unaudited condensed consolidated financial statements should be read in conjunction with information included in the fiscal year 2025 annual consolidated financial statements included elsewhere in Form S-4, Amendment No. 2 filed March 11, 2026.

Principles of Consolidation

The financial statements include the accounts of Boost Run Inc., Benchmark Merger Sub I Inc. and Benchmark Merger Sub II LLC. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholder’s deficit and cash flows. The condensed consolidated financial statements include the financial statements of Boost Run Inc., Benchmark Merger Sub I Inc. and Benchmark Merger Sub II LLC. All intercompany balances and transactions have been eliminated in consolidation.

2.	LIQUIDITY AND GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2026, the Company had no operating activities other than expenses incurred for legal and accounting professional services. As of March 31, 2026, the Company had no cash. Subsequent to March 31, 2026, the Company completed the Mergers that resulted in the receipt of approximately $95,381 thousand and the repayment of the bridge loans and related party loan. Management has evaluated the Company’s liquidity position and expected cash flows and believes that, based on its current cash balances, proceeds from the Mergers, and anticipated cash flows from operations, the Company has sufficient liquidity to meet its obligations as they become due for at least one year from the date these interim condensed consolidated financial statements are issued.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Management adjusts estimates as facts and circumstances become known. There were no significant estimates or assumptions affecting the condensed consolidated financial statements as of March 31, 2026.

Fair Value Measurements

Fair value is defined as the price that the Company would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and,

●	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment.

The Company may choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share (“basic EPS”) and diluted earnings (loss) per share (“diluted EPS”) for its common shares in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share.

Basic EPS is calculated by dividing net income (loss) available to shareholders by the weighted-average number of respective shares outstanding during the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, using the treasury stock and if-converted methods, as applicable.

Since inception, the Company has one share of common stock outstanding and has not had any potentially dilutive or other participating securities outstanding; therefore, basic and diluted net loss per share are the same for all periods presented.

Segment Information

The Company determined its operating segment after considering its organizational structure and the information regularly reviewed and evaluated by its chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer, who reviews the financial information on a regular basis for purposes of making operating decisions, allocation of resources, and assessing financial performance.

The CODM uses net income (loss) to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company’s objective in making resource allocation decisions is to optimize the financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are general and administrative expenses at the level which are presented in the Company’s condensed consolidated statement of operations.

On the basis of these factors, the Company determined that it operates and manages its business as one operating segment and, therefore, has one reportable segment.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

Management has evaluated recently issued accounting standards that have not yet been adopted and concluded that none apply to the Company or are expected to have a material effect on the Company’s condensed consolidated financial statements.

4.	STOCKHOLDER’S DEFICIT

Authorized Capital Stock

As of March 31, 2026, the Company was incorporated in the State of Delaware and authorized to issue up to 1,000,000,000   shares of common stock with a par value of $0.0001 per share, resulting in a total authorized par value of $100,000. On September 5, 2025, Andrew Karos, the Chief Executive Officer of Boost Run Inc., was issued one share of common stock for $0 in connection with the Company’s formation.

Equity-Based Compensation and Dividends

As of March 31, 2026, no equity-based compensation plans or dividend distributions have been authorized or declared.

5.	RELATED PARTY

During the 3 months ended March 31, 2026, Boost Run Holdings LLC (“Boost Run Holdings”), a related party, incurred in audit fees directly to the Company’s independent registered public accounting firm on behalf of the Company. The Company and Boost Run Holdings are separate legal entities, and the Company was the beneficiary of the services provided.

As a result, the Company recorded a related party payable to Boost Run Holdings for the amount incurred. The balance outstanding as of March 31, 2026 is $52,000, inclusive of amounts incurred in 2025. The payable is unsecured, non-interest bearing, and due on demand, and no formal repayment terms exist between the parties.

6.	COMMITMENTS AND CONTINGENCIES

Merger

Merger Agreement

On September 15, 2025, the Company entered into a SPAC merger agreement (the “Merger Agreement”) by and among Willow Lane Acquisition Corp. (the “SPAC”), Boost Run Holdings LLC, the Company, SPAC Merger Sub, and Company Merger Sub.

The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, SPAC Merger Sub will merge with and into the SPAC (the “SPAC Merger”), with the SPAC surviving as a wholly-owned subsidiary of the Company, and, immediately thereafter, Company Merger Sub will merge with and into Boost Run Holdings LLC. (the “Company Merger”), with Boost Run Holdings LLC. surviving as a wholly-owned subsidiary of the Company. By virtue of the consummation of the Mergers, the Company will become a publicly traded company, with the SPAC and Boost Run Holdings LLC as its wholly-owned subsidiaries. Prior to the closing of the Mergers, the SPAC will re-domicile from the Cayman Islands to the State of Delaware.

At closing, the equity holders of Boost Run Holdings LLC will receive total consideration consisting of (i) an $8,500 thousand installment note, (ii) $441,500 thousand in the Company’s Class A and Class B Common Stock (based on a $10 per share valuation), and (iii) up to 7,875,000 additional Company Class A Common Shares contingent upon the Company’s stock performance over a three-year earnout period. Earnout shares will be issued in three equal tranches if the Company’s volume-weighted average price per share meets or exceeds $12.5, $15.0, and $17.5, respectively, for twenty out of thirty consecutive trading days during the earnout period.

The transaction is intended to qualify as an “exchange” within the meaning of Section 351 of the Internal Revenue Code for U.S. federal income tax purposes. Each party to the Merger Agreement will be responsible for its own tax liabilities, including any adverse consequences arising from the failure of the transaction to qualify under Section 351.

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the equity holders/member of the SPAC and Boost Run Holdings LLC, effectiveness of a registration statement on Form S-4 to be filed by the Company with the SEC, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Company’s Class A Common Stock on Nasdaq, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

Upon closing, the Company will assume all outstanding SPAC securities, which will convert into equivalent Company securities.

Merger Agreement Amendment

On January 13, 2026, the Company, Boost Run LLC and the SPAC entered into Amendment No. 1 to the Merger Agreement, which, among other matters, confirms that the post-closing board of directors of the Company will consist of seven directors—two designated by the SPAC and five designated by the Company—and extends the latest date for closing to June 30, 2026.

Simultaneously, and in connection with the previously announced earnout structure, the Company, Boost Run LLC, Willow Lane Sponsor, LLC (the “Sponsor”), and Goodrich ILMJS LLC (the “SPV”) entered into an amendment to the earnout agreement providing that the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A common stock and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A common stock (3,093,750 shares in total) based on the performance of Pubco Class A common stock during the three-year period beginning on and following the closing, as follows: in the event that the volume weighted average price (“VWAP”) of Pubco Class A common stock equals or exceeds (i) $12.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; (ii) $15.00 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; and (iii) $17.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares (in each case, measured for any 20 trading days within any consecutive 30 trading days during the earnout period).

Consulting Agreement

On January 13, 2026, the Company entered into a consulting services agreement with B. Luke Weil, Chairman and Chief Executive Officer of the SPAC, pursuant to which Mr. Weil will provide advice on business strategy and corporate governance and use reasonable efforts to introduce the Company to clients and investors, commencing on the first business day following the closing of the Merger. In consideration for these services, the Company agreed to grant Mr. Weil 336,000 shares of the Company’s Class A common stock on the date of closing, subject to vesting based on the Company’s stock price performance during the post-closing period. Specifically, 112,000 shares will vest if the VWAP of the Company’s Class A common stock equals or exceeds $12.00 per share for any 30 trading days within any consecutive 45 trading days, an additional 112,000 shares will vest if the VWAP equals or exceeds $14.50 per share for any 30 trading days within any consecutive 45 trading days, and the remaining 112,000 shares will vest if the VWAP equals or exceeds $17.00 per share for any 30 trading days within any consecutive 45 trading days. If any price target is not met, the corresponding shares will not vest.

7.	SEGMENT

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include general and administrative expenses of $51,000 for the three months ended March 31, 2026.

8.	SUBSEQUENT EVENTS

 The Company has evaluated subsequent events through the date these interim condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to disclosures in the interim condensed consolidated financial statements other than the following.

Merger

On May 8, 2026 (the “Closing Date”), the previously disclosed business combination pursuant to the Merger Agreement was consummated. In accordance with the terms of the Merger Agreement, (i) SPAC Merger Sub merged with and into Willow Lane Acquisition Corp. (the “SPAC”), with the SPAC surviving as a wholly owned subsidiary of the Company, and (ii) immediately thereafter, Company Merger Sub merged with and into Boost Run Holdings LLC, with it surviving as a wholly owned subsidiary of Pubco. As a result of the Mergers, the Company became a publicly traded company and the SPAC and Boost Run Holdings LLC became its wholly owned subsidiaries.

In connection with the closing of the Mergers, the Company’s equity holders received aggregate consideration including (i) an installment note with an initial principal amount of $8,500 and (ii) equity consideration consisting of Pubco Class A and Class B common stock based on a $10.00 per share valuation, together with the potential issuance of up to 7,875,000 earnout shares contingent upon Pubco’s future stock price performance.

The Mergers were accounted for as a reverse recapitalization, with the Company deemed to be the accounting acquirer. Accordingly, the transaction is equivalent to the issuance of equity by the Company for the net assets of the SPAC, accompanied by a recapitalization of the Company’s equity structure.

In connection with the closing of the Mergers, the Company also repaid in full all outstanding borrowings under Boost Run Holdings LLC bridge loan arrangements, including the August 2025 Bridge Loan and the February 2026 Bridge Loans, as well as amounts outstanding under Boost Run Holdings LLC related party loan. As a result, the Company had no outstanding debt obligations related to these arrangements after the Closing Date.

Additionally, all outstanding SPAC securities converted into equivalent Company securities, and the Company’s Class A common stock and public warrants commenced trading on The Nasdaq Stock Market LLC subsequent to the Closing Date.

Boost Run Holdings, LLC

Interim Condensed Consolidated Balance Sheets

(in thousands, except unit and per unit amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$13,241	$9,747
Accounts receivable	11,479	2,607
Deferred transaction costs	1,662	1,002
Prepaid expenses	3,428	6,187
Other current assets	632	131
Total current assets	$30,442	$19,674
Operating lease right-of-use assets	107,407	8,828
Finance lease right-of-use assets	94,054	33,774
Equipment, net	30,814	14,866
Prepaid expenses, non-current	1,115	-
Intangible assets	16	16
Capitalized software	250	276
Total assets	$264,098	$77,434

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$10,912	$6,405
Credit card payable	174	222
Operating lease liabilities, current	12,435	4,388
Finance lease liabilities, current	38,147	12,721
Accrued expenses and other liabilities, current	23,481	16,661
Related party loan, current	1,430	-
Debt, current	15,358	242
Total current liabilities	$101,937	$40,639
Accrued expenses and other liabilities, non-current	19,614	-
Operating lease liabilities, non-current	89,696	4,971
Finance lease liabilities, non-current	48,635	17,664
Related party loan, non-current	-	1,430
Debt, non-current	-	4,594
Total liabilities	$259,882	$69,298

Commitments and contingencies (Note 14)

Members’ capital:
Members’ interests	$11,182	$11,182
Additional paid-in capital	14,191	13,993
Accumulated deficit	(21,157)	(17,039)
Total members’ capital	4,216	8,136
Total liabilities and members’ capital	$264,098	$77,434

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Boost Run Holdings, LLC

Interim Condensed Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the three months ended March 31,
	2026	2025
	(Unaudited)
Revenue	$10,956	$4,140
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,579	703
Selling, general and administrative (excluding depreciation and amortization)	2,658	774
Depreciation and amortization	4,723	1,371
Colocation lease cost	4,667	810
Total operating costs and expenses	13,627	3,658
(Loss) income from operations	$(2,671)	$482

Other (expense) income:
Loss on sale of fixed assets	-	(195)
Interest expense	(1,397)	(209)
Loss in fair value of digital asset receivable	(3)	(61)
Other (expense) income, net	(47)	4
Total other expenses, net	(1,447)	(461)
Net (loss) income	$(4,118)	$21

Net (loss) income to Class A unit holders - basic & diluted	$(4,118)	$21
Weighted average units outstanding - Class A - basic & diluted	8,500	8,500
Net (loss) income per unit - Class A - basic & diluted	$(484.47)	$2.47

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Boost Run Holdings, LLC

Interim Condensed Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	Members’ interests			Additional		Total
(Unaudited)	Class A Units	Class C Units	Amounts	paid-in capital	Accumulated Deficit	members’ capital
Balance at December 31, 2025	8,500	128	$11,182	$13,993	$(17,039)	$8,136
Net loss	-	-	-	-	(4,118)	(4,118)
Unit-based compensation	-	-	-	198	-	198
Balance at March 31, 2026	8,500	128	$11,182	$14,191	$(21,157)	$4,216

	Members’ interests			Additional		Total
(Unaudited)	Class A Units	Class C Units	Amounts	paid-in capital	Accumulated Deficit	members’ capital
Balance at December 31, 2024	8,500	-	$7,690	$568	$(765)	$7,493
Net income	-	-	-	-	21	21
Unit-based compensation	-	-	-	202	-	202
Contributions	-	-	500	-	-	500
Balance at March 31, 2025	8,500	-	$8,190	$770	$(744)	$8,216

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Boost Run Holdings, LLC

Interim Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(4,118)	$21
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,723	1,371
Unit-based compensation expense	198	202
Loss on sale of fixed assets	-	195
Non-cash lease expense	2,537	402
Loss in change in fair value of digital asset receivable	3	61
Non-cash interest expense	568	-
Changes in operating assets and liabilities:
Accounts receivable	(8,875)	(1,358)
Prepaid expenses	(2,302)	(618)
Other current assets	(500)	(16)
Accounts payable	(3,626)	99
Operating lease liabilities	(1,126)	(174)
Credit card payable	(48)	(88)
Accrued expenses and other liabilities	25,801	1,161
Net cash provided by operating activities	13,235	1,258
Cash flows from investing activities
Purchases of equipment	(8,931)	(681)
Operating lease prepayments	(5,068)	-
Finance lease prepayments	(1,949)
Purchase of intangible assets	-	(16)
Proceeds from sale of equipment	-	915
Net cash (used in) provided by investing activities	(15,948)	218
Cash flows from financing activities
Capital contributions	-	500
Proceeds from Bridge Loan, net	9,954	-
Payments toward deferred transaction costs	(26)	-
Finance lease liabilities	(3,721)	(970)
Net cash used in financing activities	6,207	$(470)
Net change in cash and cash equivalents	3,494	1,006
Cash and cash equivalents at beginning of the period	9,747	335
Cash and cash equivalents at end of the period	$13,241	$1,341
Supplemental disclosures of cash flow information:
Cash paid for interest	$150	$-
Noncash investing and financing activity:
Right-of-use assets obtained in exchange for new finance lease liabilities	$60,117	$21,770
Right-of-use assets obtained in exchange for new operating lease liabilities	$93,898	$1,601
Purchased fixed assets included in accounts payable	$8,133	$-
Deferred transaction costs in accounts payable and other current liabilities	$633	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Boost Run Holdings, LLC

Notes to the Interim Condensed Consolidated Financial Statements

(Amounts in thousands, except unit and per unit amounts)

Note 1. Description of Business and Basis of Presentation

Description and Organization

Boost Run Holdings, LLC (“Boost Run Holdings” or the “Company”) is a Delaware limited liability company formed on March 21, 2024, to serve as the parent entity of Boost Run LLC, an Illinois limited liability company originally organized on August 16, 2023. On March 22, 2024, Boost Run Holdings and Boost Run LLC entered into a contribution agreement under which Boost Run Holdings acquired 100% of the membership interests of Boost Run LLC, resulting in Boost Run LLC becoming a wholly owned subsidiary of Boost Run Holdings (the “Contribution”). This transaction represents a transfer of ownership interests between entities under common control and is accounted for in accordance with Accounting Standards Codification (“ASC”) 805-50, Business Combinations—Subtopic 50: Transactions Between Entities Under Common Control. Under this guidance, the assets and liabilities of Boost Run LLC were transferred to Boost Run Holdings at their carrying amounts as of the date of transfer, with no recognition of goodwill or gain/loss. The Contribution also results in a change in the reporting entity under U.S. generally accepted accounting principles (“GAAP”), with Boost Run Holdings now serving as the ultimate parent company for financial reporting purposes. Accordingly, comparative interim condensed consolidated financial statements have been retrospectively adjusted to reflect the financial position and results of operations of Boost Run Holdings as if the entities had always been combined.

The Company owns and operates bare metal Graphics Processing Unit (“GPU”) servers housed within top-tier certified data centers. The Company’s compute offerings are generally more affordable than those of major cloud providers, depending on contract duration and model type. Through its Infrastructure as Code (“IaC”) automation, the Company enables customers to access its services in a simple and secure manner. This makes the Company’s platform an ideal solution for organizations seeking to run sophisticated artificial intelligence (“AI”) models, including Large Language Models (“LLMs”), generative models, and other high-performance computing workloads. Whether training massive neural networks, running inference at scale, or executing computationally intensive scientific simulations, the Company’s GPU servers deliver the necessary performance at a cost that supports operational efficiency.

Amended and Restated LLC Agreement

In August 2025, the Company entered into an Amended and Restated Limited Liability Company Agreement, replacing the original agreement dated March 22, 2024. The amended agreement formalizes a multi-class equity structure, including Class A, Class B, and Class C units, each with distinct economic and governance rights. Class A units retain voting rights and priority in distributions, Class B units are structured as profits interests subject to vesting and participation thresholds, and Class C units were issued to a lender in connection with a financing arrangement and are not profits interests and are not subject to vesting but do have participation thresholds. In August 2025, pursuant to the August 2025 Warrant Cancellation Agreement (as defined in Note 9 – Debt), the Company issued 128 newly-created Class C units. In September 2025, pursuant to the Amended and Restated LLC Agreement, the board of directors granted 506 Class B units.

Merger Agreement

On September 15, 2025, Willow Lane Acquisition Corp. (the “SPAC”) entered into a Business Combination Agreement (the “Merger Agreement”) by and among the SPAC, Boost Run Inc., (“Pubco”), Benchmark Merger Sub I Inc., a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Benchmark Merger Sub II LLC, a wholly-owned subsidiary of Pubco (“Company Merger Sub”), and the Company.

The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, SPAC Merger Sub will merge with and into the SPAC (the “SPAC Merger”), with the SPAC surviving as a wholly-owned subsidiary of Pubco, and, immediately thereafter, Company Merger Sub will merge with and into the Company (the “Company Merger”), with the Company surviving as a wholly-owned subsidiary of Pubco. By virtue of the consummation of the mergers, Pubco will become a publicly traded company, with the SPAC and the Company as its wholly owned subsidiaries. Prior to the closing of the Mergers, the SPAC will re-domicile from the Cayman Islands to the State of Delaware.

At closing, Boost Run Inc’s equity holders will receive total consideration consisting of (i) an $8,500 installment note, (ii) $441,500 in Pubco Class A and Class B Common Stock (based on a $10 per share valuation), and (iii) up to 7,875,000 additional Pubco Class A Common Shares (“Karos Earnout Shares”) contingent upon Pubco’s stock performance over a three-year earnout period. Karos Earnout shares will be issued in three equal tranches if Pubco’s volume-weighted average price per share meets or exceeds $12.50, $15.00, and $17.50, respectively, for twenty out of thirty consecutive trading days during the earnout period.

The transaction is intended to qualify as an “exchange” within the meaning of Section 351 of the Internal Revenue Code for U.S. federal income tax purposes. Each party to the Merger Agreement will be responsible for its own tax liabilities, including any adverse consequences arising from the failure of the transaction to qualify under Section 351.

Upon closing, Pubco will assume all outstanding SPAC securities, which will convert into equivalent Pubco securities.

Merger Agreement Amendment and Waiver

On January 13, 2026, the Company, Pubco, and the SPAC entered into Amendment No. 1 to the Merger Agreement, which, among other matters, confirms that the post-closing board of directors of Pubco will consist of seven directors—two designated by the SPAC and five designated by the Company—and extends the latest date for closing to June 30, 2026.

Simultaneously, and in connection with the previously announced earnout structure, the Company, Pubco, Willow Lane Sponsor, LLC (the “Sponsor”), and Goodrich ILMJS LLC (the “SPV”) entered into an amendment to the earnout agreement providing that the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A common stock and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A common stock (3,093,750 shares in total) based on the performance of Pubco Class A common stock during the three-year period beginning on and following the closing, as follows: in the event that the volume weighted average price (“VWAP”) of Pubco Class A common stock equals or exceeds (i) $12.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; (ii) $15.00 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; and (iii) $17.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares (in each case, measured for any 20 trading days within any consecutive 30 trading days during the earnout period).

On May 8, 2026, the Mergers were consummated. Refer to Note 16 -Subsequent Events for details.

Liquidity and Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2026, the Company had cash of $13,241, an accumulated deficit of $21,157 and a working capital deficit of $71,495. Subsequent to March 31, 2026, Boost Run Inc. completed the Mergers that resulted in the receipt of approximately $95,381 and the repayment of the bridge loans and related party loan. Management has evaluated the Company’s liquidity position and expected cash flows and believes that, based on its current cash balances, proceeds from the Mergers, and anticipated cash flows from operations, the Company has sufficient liquidity to meet its obligations as they become due for at least one year from the date these interim condensed consolidated financial statements are issued.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the FASB.

The interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, in the opinion of management, include all adjustments, consisting of normal recurring items, to present fairly our financial position, results of operations, and cash flows. Our operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2026 have been prepared on the same basis as and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules of the SEC. The Company believes the disclosures made are adequate to keep the information presented from being misleading.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the interim condensed consolidated financial statements, and the recognition of revenues and expenses during the reporting period.

Estimates and judgments are based on several factors including historical experience, the facts and circumstances available at the time the estimates are made, general economic conditions and trends and the assessment of the probable future outcome. Significant estimates include the useful lives assigned to equipment and intangible assets, the fair value of blockchain awards receivable, the discount rates used for operating leases, unit-based compensation including the determination of the fair value of the Company’s Class B units (the “Profit Interest Units”) and warrants, and the determination of the fair value of the Company’s Class C units issued in conjunction with the execution of the Bridge Loan Agreement (see Note 9 – Debt), prior to the SPAC Merger.

Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the statements of operations in the period that they are determined.

Equipment, net

Equipment acquired by the Company is recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred, if any. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets as follows:

Computer hardware	4 years
Tool and machine	4 years
Computer equipment	3 years

Fixed Assets Not In Service

Fixed assets not yet placed into service consist of costs incurred to acquire, construct, or develop long-lived assets that are not yet ready for their intended use and are recorded within equipment, net. Capitalized costs include direct materials and services, payroll and related costs for employees directly involved in the project, and other costs necessary to bring the assets to a condition and location for their intended use. Interest is capitalized for qualifying assets in accordance with ASC 835-20.

Assets not in service are not depreciated until they are substantially complete and ready for their intended use, at which time they are placed into service and reclassified to the appropriate equipment category. The Company evaluates these assets for impairment in accordance with ASC 360 when events or changes in circumstances indicate the carrying amount may not be recoverable, including instances of project delays, changes in scope, or abandonment. Capitalized costs associated with abandoned projects are written off in the period such determination is made.

Intangible Assets

The Company’s intangible assets consist solely of IP addresses, which are recognized when acquired and measured at cost or fair value if obtained through a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Intangible assets are evaluated to determine whether they are indefinite-lived or definite-lived based on legal, regulatory, and contractual factors. Indefinite-lived intangible assets are not amortized, while definite-lived intangible assets are amortized on a straight-line basis over their estimated useful life. As of March 31, 2026, the Company’s intangible assets are all indefinite-lived.

Intangible assets are tested for impairment in accordance with ASC 350-30, Intangibles – Goodwill and Other (“ASC 350”) for indefinite-lived assets and ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”) for definite-lived assets whenever events or changes in circumstances indicate the carrying amount may not be recoverable, or annually for indefinite-lived assets. Impairment losses, if any, are recognized in the Consolidated Statements of Operations. Costs to maintain or renew intangible assets are expensed as incurred. As of March 31, 2026, there was no impairment of the Company’s IP addresses.

Deferred transaction costs

Deferred transaction costs, consisting of legal and accounting fees and costs relating to the Company’s planned Merger are capitalized and recorded on the interim condensed consolidated balance sheets. The deferred transaction costs will be offset against the proceeds received upon the closing of the planned Merger. In the event that the Company’s plans for a Merger are terminated, all of the deferred transaction costs will be written off within operating expenses in the Company’s interim condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025 there were $1,662 and $1,002 of deferred transaction costs capitalized, respectively.

Leases - Lessor

Revenues from GPU Rentals

The Company generates revenue by providing customers with access to its high-performance GPU servers under GPU rental agreements. The Company enters into contracts with both end customers and with third parties who separately contract with their own customers to use Boost Run’s services. These agreements contain lease components for the right to use specifically identified GPU servers and related hardware within dedicated data center areas, along with non-lease components for ancillary services which include the provision of power, internet connectivity, security, and customer support. The company has elected the lessor practical expedient available under ASC Topic 842, Leases, to combine the non-lease components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC Topic 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC Topic 606 if the nonlease components are the predominant components. The lease components are the predominant components in our GPU rental arrangements and the single combined components in these arrangements are accounted for under the operating lease guidance of ASC Topic 842.

The agreements provide customers with the exclusive right to control the use of the GPU servers during the contract term, including the ability to determine workloads, GPU utilization, and end-user access. Lease terms are based on the stated noncancellable initial term of the order, commencing when servers are provisioned. The initial terms of the GPU rental agreements may be extended if mutually agreed by both parties.

We have concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the combined lease component payments on a straight-line basis over the respective lease terms. The difference between revenue recognized during the period and the contractual payments made is recorded in customer deposits classified in accrued expenses and other current liabilities in the consolidated balance sheets.

Certain agreements include variable payments related to a percentage of net revenues generated in the period or for additional capacity or ancillary services requested by customers. Variable lease payments are recognized in profit or loss when the changes in facts and circumstances on which the variable lease payments are based occur. The GPU servers remain on the Company’s balance sheet and continue to be depreciated over their estimated useful lives of approximately four years.

Revenue

The Company recognizes revenue in accordance with ASC 606, Revenue from Contract with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine of the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when, or as, the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

Blockchain Rewards

Blockchain rewards represent the revenues earned from the provision of GPU computing services to decentralized networks, Bittensor and Aethir. The Company contributes computing power to these networks, who meet the definition of a customer under ASC 606, in exchange for consideration in the form of TAO and ATH respectively (collectively, “digital assets”).

The Company’s performance obligation is to provide computing services that support network operations and validation. Each arrangement consists of a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits of the services provided. Contracts with customers are open-ended and can be terminated at any time without penalty. Accordingly, the contract term is limited to the period in which services are provided. For Bittensor, this period is defined as the processing of a block, or unit of data in the Bittensor blockchain, which takes approximately 72 minutes, after which rewards are calculated and distributed. For Aethir, rewards and service fees are calculated daily.

The transaction price is measured at the fair value of the digital assets earned at the end of the contract term when the consideration becomes determinable. Revenue is recognized over time as services are provided, with recognition occurring at the point the earned amount is fixed and determinable. Digital assets received as a form of payment are converted to cash or used to fulfill expenses shortly after they are earned. As such, the Company held $0 in TAO and ATH as of March 31, 2026.

Accounts receivable denominated in digital assets represent rights to receive a fixed amount of digital assets and are initially measured at the fair value of the asset receivable. These receivables are accounted for as hybrid instruments, with a receivable host contract that contains an embedded derivative based on the changes in the fair value of the underlying digital asset. The embedded derivative is accounted for at fair value.

Debt

The Company issued a bridge loan to a lender (see Note 9 – Debt). The Company’s bridge loan is carried at an amortized cost basis, net of unamortized debt issuance costs and discount. The debt issuance costs and discount associated with the term loan are recorded as a reduction of the carrying value of the bridge loan and amortized to interest expense in the interim condensed consolidated statements of operations using the effective interest method over the contractual terms of the bridge loan.

In February 2026, the Company entered into an amendment to its existing loan agreement (see Note 9 – Debt). The difference between the principal amount and proceeds received was recorded as a debt discount. The Company determined that this arrangement represents a new borrowing and accounted for it as a separate debt issuance. The term loan does not bear stated cash interest; accordingly, the Company recognizes non-cash interest expense through the amortization of the debt discount and any associated issuance costs over the expected term of the borrowing using the effective interest method. Given the short-term nature of the instrument, such amounts are amortized over the contractual term through maturity or earlier repayment.

Segment Information

The Company determined its operating segment after considering its organizational structure and the information regularly reviewed and evaluated by its chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer, who reviews the financial information on a regular basis for purposes of making operating decisions, allocation of resources, and assessing financial performance.

The CODM uses net income (loss) to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company’s objective in making resource allocation decisions is to optimize the financial results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are cost of revenue, and selling, general and administrative expenses at the level which are presented in the Company’s statements of operations.

On the basis of these factors, the Company determined that it operates and manages its business as one operating segment and, therefore, has one reportable segment. The Company’s primary source of income is from GPU rental services. All ancillary revenue sources—such as revenue generated through the Boost Run Platform, third-party platforms, or brokers—are aggregated within this segment, as they primarily support the provision of GPU rental services. All of the Company’s long-lived assets are located in the United States, and substantially all revenue is earned from providing GPU rental services to customers throughout the United States.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASC 2025-05”) amending ASC 326, Credit Losses, which provides a practical expedient for all entities in developing reasonable and supportable forecasts as part of estimating expected credit losses to assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption did not have a material impact on the Company’s interim condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASC 2024-03”), which requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this amended guidance may have on its interim condensed consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s interim condensed consolidated financial statements.

Note 3. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Software and apps	$1,061	$-
Operating lease prepaid	2,104	6,050
Other	263	137
Total prepaid expenses, current	$3,428	$6,187
Software and apps	1,040	-
Other	75	-
Total prepaid expenses, non-current	$1,115	$-

Note 4. Equipment, Net

Equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Computer hardware	$21,669	$11,025
Fixed assets not in service	14,448	8,094
Tool and machine	66	-
Computer equipment	28	28
	36,211	19,147
Less: accumulated depreciation	(5,397)	(4,281)
Equipment, net	$30,814	$14,866

All computer hardware shown above is leased to customers under operating lease arrangements.

Depreciation expense for equipment was $1,116 and $574 during the three months ended March 31, 2026 and 2025, respectively. The net carrying value of disposals of long-lived assets for the three months ended March 31, 2026 and 2025 was $0 and $1,110, respectively.

Note 5. Revenues

The following table presents the Company’s disaggregated revenues:

	For the three months ended March 31,
	2026	2025
Lease revenue	$10,615	$3,944
Blockchain award revenue	341	196
Total revenue	$10,956	$4,140

Note 6. Fair Value Measurements

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying values of the Company’s accounts receivable, prepaid expenses, other current assets, accounts payable, credit card payable, and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value because of the market interest rate of the debt.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Digital Asset Receivable

As part of the Company’s Blockchain Rewards revenue generating activities, the Company was required to make an initial deposit of USDC and ATH tokens with the Aethir network. These tokens are given to the network in connecting with staking services and remain with the network until the end of the company’s provision of services to the network. As tokens are held and controlled by the network, the deposit represents a receivable for the Company, accounted for as a hybrid instrument under ASC 815 with the host contract representing the underlying digital assets receivable and an embedded derivative based on the changes in fair value of the underlying digital assets. Digital assets receivable are included in accounts receivable in the consolidated balance sheets.

The Company uses active spot prices as the only key input to determine the fair value of the embedded derivative related to digital assets receivable. Fair value is measured using quoted digital asset prices at the time of measurement within the Company’s principal market. Key inputs for measuring the embedded derivative on digital assets receivable are observable and can be validated against pricing sources with reasonable price transparency. The reliance on observable inputs supports the categorization of the embedded derivative as Level 2 within the fair value hierarchy.

During the three months ended March 31, 2026, the security deposit was returned by the Aethir network, resulting in full settlement of the digital asset receivable. Accordingly, no digital asset receivable remained outstanding as of March 31, 2026:

Balance - December 31, 2025	$28
Change in fair value	3
Settlement of digital asset receivable	(31)
Balance - March 31, 2026	$-

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Customer deposits	$21,477	$15,426
Professional fees	1,156	-
Accrued bonus	413	248
Taxes	6	6
Other	429	981
Total accrued expenses and other liabilities, current	$23,481	$16,661
Customer deposits	19,614	-
Total accrued expenses and other liabilities, non-current	$19,614	$-

Note 8. Leases

Operating Leases

The Company enters into colocation leases in the United States for dedicated data center space where the Company keeps its GPU servers and related hardware. The colocation leases provide the Company with minimum amounts of power capacity and costs for overages above the established capacity thresholds that are charged to the Company. These overage payments are treated as variable lease payments and are excluded from the measurement of the colocation leases.

During the three months ended March 31, 2026, the Company entered into two colocation leases with lease terms of three and seven years which require the Company to make fixed payments totaling $6,260 and $113,835, respectively, on an undiscounted basis. The Company was required to pay $365 and $6,788 in prepayments related to these leases, respectively. Additionally, the seven-year colocation lease required the Company to issue a standby letter of credit in the amount of $6,435 during the fourth quarter of 2025. During the three months ended March 31, 2025, the Company entered into one colocation lease with a three-year lease term which required the Company to make fixed payments totaling $1,756 on an undiscounted basis.

The Company leased office space in Chicago, IL, which had an initial lease term of 12.5 months and automatically extended for additional twelve-month renewal terms unless the Company provided advance notice of its intent to terminate at the end of the then-current lease term. The lease expired in February 2026.

Finance Leases

During the three months ended March 31, 2026, the Company entered into 12 finance lease agreements for GPU servers that have 30-month lease terms and require the Company to make fixed payments totaling $55,693 on an undiscounted basis. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company made advance payments totaling $1,948 and $1,860 to secure five of these leases of GPUs, respectively. The Company made advance payments totaling $9,384 in April 2026 to secure the remaining seven leases of GPUs and this amount is included within finance lease liabilities, current on the Company’s condensed consolidated balance sheet as of March 31, 2026.

During the three months ended March 31, 2025, the Company entered into six finance lease agreements for GPU servers that have 30-month lease terms and require the Company to make fixed payments totaling $23,758 on an undiscounted basis. The Company made advance payments totaling $546 to secure these leases of GPUs during the year ended December 31, 2024.

Short-term Leases

In October 2023, the Company entered into a twelve-month lease for dedicated colocation space and related services. The lease was treated as a short-term lease and was not recognized on the interim condensed consolidated balance sheets. The Company paid fees of $242 during the three months ended March 31, 2025. This lease was terminated in February 2025.

Lessor Accounting

The Company generates income by renting access to its Nvidia GPUs through its proprietary platform, third-party AI platforms, and GPU brokers, under rental agreements. The Company’s agreements with lessees are categorized as either having terms greater than one month or having month-to-month terms. For the Company’s agreements greater than one month, lessees are required to make up-front payments at the inception of the agreement. Lessees in month-to-month agreements are required to make payments in arrears after the provision of services has been rendered. Accordingly, as of March 31, 2026, lessees were not contractually obligated to make any future payments pursuant to existing agreements in place in excess of the accounts receivable balance of $11,479 presented on the Company’s interim condensed consolidated balance sheets. For three months ended March 31, 2026 and 2025, lease income generated for operating leases was $10,615 and $3,944, respectively.

Note 9. Debt

Bridge Loan

On August 11, 2025, the Company entered into a bridge loan agreement (the “August 2025 Bridge Loan Agreement”) providing for an initial borrowing of $5,000, with up to an additional $20,000 available at the lender’s discretion. The loan bears interest at the prime rate plus 4.50%, subject to a prime rate floor of 7.5%, with interest-only payments for the first twelve months, followed by monthly amortization equal to 1.25% of the outstanding principal balance. The loan matures on August 11, 2028 and is secured by substantially all of the Company’s assets.

At issuance, the Company recorded a debt discount of $142 and debt issuance costs of $46, which are amortized over the contractual term of the loan using the effective interest method. As of March 31, 2026, the unamortized debt discount and issuance costs totaled $113 and $36, respectively, resulting in a net carrying amount of $4,851. As of March 31, 2026, the outstanding principal balance was $5,000, and management believes that the Company was in compliance with all applicable financial and non-financial covenants. The Company typically pays interest due in advance; accordingly, no accrued interest was recorded in the interim condensed consolidated statements of financial position as of March 31, 2026.

On February 27, 2026, the Company entered into an amendment and waiver agreement to the August 2025 Bridge Loan Agreement (the “First Amendment and Waiver Agreement”), pursuant to which the Company issued additional short-term bridge loans totaling $11,000 (the “February 2026 Bridge Loans”). The Company received net proceeds of $9,954, reflecting a total debt discount of $1,046. As of March 31, 2026, the unamortized debt discount and issuance costs totaled $474 and $19, respectively, resulting in a net carrying amount of $10,507.

The First Amendment and Waiver Agreement did not modify the contractual cash flows of the Company’s existing August 2025 Bridge Loan Agreement, and the February 2026 Bridge Loans were accounted for as newly issued debt. As amended, the aggregate committed borrowings under the agreement increased to $16,000, and the agreement permits up to an additional $9,000 of discretionary borrowings.

The February 2026 Bridge Loans mature on the earlier of April 28, 2026 or the consummation of a permitted SPAC acquisition. The February 2026 Bridge Loans bear no stated interest, and the original issue discount, together with related financing fees, is amortized to interest expense over the contractual term using the effective interest method. As of March 31, 2026, the February 2026 Bridge Loans were classified as current liabilities.

The First Amendment and Waiver Agreement also provides for continued reimbursement of lender expenses, preserves existing mandatory prepayment and make-whole provisions, and includes a waiver of certain existing defaults. The waiver applied only to specified defaults existing as of the amendment date and did not modify the Company’s ongoing covenant requirements.

Interest expense related to the bridge loans, substantially all of which represents amortization of original issue discounts and debt issuance costs associated with both the August 2025 bridge loan and the February 2026 Bridge Loans, was $718 for the three months ended March 31, 2026.

Subsequent to March 31, 2026, in connection with the consummation of the Mergers (see Note 16 – Subsequent Events), the Company repaid in full all outstanding borrowings under these arrangements.

Warrant Agreement

In connection with the August 2025 Bridge Loan Agreement, on August 11, 2025, the Company issued the August 2025 Warrant, entitling the holder to purchase equity interests representing 1.00% of the Company subsidiary’s economic interests on a fully diluted basis, at an aggregate exercise price of $750. The August 2025 Warrant provided for incremental increases in the equity percentage of 0.35% for each $5,000 of additional loans advanced under the August 2025 Bridge Loan Agreement, up to a maximum of 2.40%.

On August 28, 2025, the Company and the warrant holder entered into a Warrant Cancellation Agreement (the “August 2025 Warrant Cancellation Agreement”), pursuant to which the August 2025 Warrant was cancelled in its entirety. In consideration for the cancellation, the warrant holder received Class C units in Boost Run Holdings, LLC.

Debt Maturities

The following table reflects the Company’s debt maturities:

2026	$16,000
2027	-
2028	-
2029	-
Thereafter	-
Less: Unamortized debt issuance costs and discount at March 31, 2026	(642)
$15,358

Note 10. Related Party

On November 25, 2025, the Company entered into the Related Party Loan with its CEO, Andrew Karos, under which the Company borrowed $1,430. Subsequent to March 31, 2026, in connection with the consummation of the Mergers (see Note 16 – Subsequent events), the Company repaid in full all outstanding borrowings under this arrangement.

As of March 31, 2026 and December 31, 2025, the Company had a related party receivable from Boost Run Inc. of $52 and $26, respectively, related to auditor and accounting fees recorded in accounts receivable in the condensed consolidated balance sheets.

Note 11. Members’ Capital

The Company has authorized an unlimited number of Class A, Class B and Class C units as of March 31, 2026, of which 8,500 Class A units, 128 Class C units are issued and outstanding. The Company is entitled to make distributions to members as approved by the managing member. Class A units have priority over the Class C.

Class C Units

On August 28, 2025, the Company issued 128 Class C units in connection with the 2025 August Warrant Cancellation Agreement, which entitle the holder to certain economic rights in Boost Run Holdings, LLC. These units are non-voting and are subject to a participation threshold of $6,394 per unit. Distributions to Class C unit holders are subordinate to the return of capital to Class A members and are only made after the Class A members have received distributions equal to their return of capital and certain Class C participation thresholds have been met. Additional Class C units may be issued to the holder upon the funding of subsequent draw loans under the August 2025 Bridge Loan Agreement, with up to 179 Class C units issuable in total if the full $20,000 of subsequent loans are advanced. The Class C units are also subject to customary transfer restrictions, lack voting rights except in limited circumstances, and are governed by the terms of the Holdings LLC Agreement. The Company has determined that the Class C units are recorded as permanent equity, classified in member’s interests in the interim condensed consolidated balance sheet. No redemption features exist outside issuer control.

The Company estimated the fair value of the Class C Units using the following Black-Scholes model assumptions on the date of grant:

August 30,
2025
Weighted average expected volatility	82.5%
Risk-free interest rate	3.8%
Dividend yield	0%
M&A expected term (years)	1.0
de-SPAC scenario (years)	0.45
M&A Discount for lack of marketability (“DLOM”)	20%
deSPAC DLOM	12.5%

The fair value measurement is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

Note 12. Unit-Based Compensation

Pursuant to the Amended and Restated Limited Liability Company Agreement dated August 2025 to provide appropriate equity-based incentives to key employees, the Company issued Profit Interest Units to individuals in exchange for services rendered to or on behalf of the Company. These units, once granted, are generally subject to vesting conditions, which may vary by individual.

Profit Interest Units do not require any capital contribution and entitle holders to share in the future appreciation of the Company’s fair market value through distributions. A Profit Interest Unit becomes eligible for distributions only if: (i) the unit is vested as of the distribution date, and (ii) the total distribution amount exceeds a threshold (or “Participation Threshold”) amount established by the Board on the date of grant. Holders of Profit Interest Units, however, have no voting rights with respect to such units on matters concerning the Company’s business or affairs.

The Profit Interest Units are accounted for as unit-based compensation in accordance with ASC 718, Compensation – Stock Compensation. These units generally vest over two years and do not have a contractual expiration date. The Profit Interest Units are subject to forfeiture until the service-based vesting requirement is satisfied through continued employment or service with the Company.

The following is a summary of the Profit Interest Unit activity for the three months ended March 31, 2026:

	Profit Interest Units	Weighted Average Profit Interest Unit Participation Threshold
Unvested balance as of December 31, 2025	4,023	$1,322
Granted	-	-
Vested	(743)	1,291
Forfeited	-	-
Unvested balance as of March 31, 2026	3,280	$1,330
Vested balance as of March 31, 2026	870	$1,746

During the three months ended March 31, 2026 and 2025, the Company recorded unit-based compensation expense of $198 and $202, respectively related to the Class B Units. As of March 31, 2026, unamortized stock-based compensation related to the unvested Class B Units totaled $51, which is expected to be recognized over a weighted-average period of 0.19 years.

Note 13. (Loss) Income Per Unit

The Company has structured its equity interests into three classes of units: Class A, Class B and Class C. Class A consisted of 8,500 units as of March 31, 2026 and March 31, 2025. During 2025, the Company granted 506 restricted Class B and 128 Class C units. Class B Units (otherwise known as Profit Interest Units) are subject to a service-based vesting schedule and have a Participation Threshold of $1,000 or $4,418 per unit. Class C units have a Participation Threshold of $6,394 per unit.

The Company computes its basic earnings (loss) per unit (“Basic EPU”) and diluted earnings (loss) per unit (“Diluted EPU”) using the two-class method. The allocation of earnings between Class A, Profit Interest Units and Class C units is determined based on their respective economic rights and target capital accounts in relation to the Company’s undistributed earnings. Basic EPU is computed as net income (loss) divided by the weighted-average number of units outstanding for the period. Diluted EPU reflects the potential dilution that could occur using the treasury stock and if-converted methods, as applicable.

As the Company incurred a net loss for the three months ended March 31, 2026 and the Profit Interest Units are not obligated to share losses, the related Participation Threshold was not met for the three months ended March 31, 2026, the Profit Interest Units were not eligible for distributions for both periods presented. As such, the Profit Interest Units are excluded from the Basic EPU computation, as their income allocation would be zero.

The Profit Interest Units are not convertible into Class A units and were therefore not considered under the if-converted method for the Diluted EPU computation. In addition, inclusion of the Profit Interest Units would have no dilutive impact on the Diluted EPU, as there were no earnings allocations as discussed above and their effect would be zero per unit. Accordingly, the Profit Interest Units were excluded from the Diluted EPU computation.

The Class C units were excluded from the Basic and Diluted EPU computation because the income distribution threshold was not met for the three months ended March 31, 2026, therefore the earnings per share for Class C units is zero for the period presented.

Refer to the interim condensed consolidated statements of operations for the computations of Basic and Diluted EPU. There were no adjustments to the numerator or denominator for the periods presented.

Note 14. Commitments and Contingencies

From time to time, the Company may be involved in legal proceedings arising in the normal course of business. When deemed appropriate by management, the Company records reserves in its interim condensed consolidated financial statements for pending litigation matters. As of March 31, 2026, management was not aware of any pending or threatened legal actions that would require accrual or disclosure.

Note 15. Segment Information

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended March 31,
	2026	2025
Cost of revenue (excluding depreciation and amortization)	$1,579	$703
Selling, general and administrative (excluding depreciation and amortization)	2,658	774
Depreciation and amortization	4,723	1,371
Colocation lease cost	4,667	810
Total operating expenses	$13,627	$3,658

The Company’s long-lived assets were located in the U.S. as of March 31, 2026 and December 31, 2025.

Note 16. Subsequent Events

The Company has evaluated subsequent events through the date these interim condensed consolidated financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to disclosures in the interim condensed consolidated financial statements other than the following.

Partnership and License Agreements

Partnership Agreement

On April 17, 2026, the Company entered into a Partnership Agreement (“PA”), establishing a five-year strategic purchasing arrangement. The agreement includes minimum annual purchase commitments across specified product categories, with aggregate commitments totaling approximately $1,440,000 over the term. The PA provides for volume-based pricing discounts, supply chain prioritization, and advance planning coordination. If annual purchase commitments are not met, the Company is obligated to pay the shortfall amount for the applicable year.

License Agreement

In connection with the PA, on April 15, 2026, the Company entered into a License Agreement (“LA”) with the same vendor for software licenses, support services, and related offerings. The LA includes total committed fees of $100,000, which are payable in five annual installments of $20,000 beginning in October 2026. The agreement includes term-based software licenses and prepaid support services, with a license and support period of approximately five and a half years.

Merger

On May 8, 2026 (the “Closing Date”), the previously disclosed business combination pursuant to the Merger Agreement was consummated. In accordance with the terms of the Merger Agreement, (i) SPAC Merger Sub merged with and into Willow Lane Acquisition Corp. (the “SPAC”), with the SPAC surviving as a wholly owned subsidiary of Boost Run Inc., and (ii) immediately thereafter, Company Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Boost Run Inc. As a result of the Mergers, Boost Run Inc. became a publicly traded company and the SPAC and the Company became its wholly owned subsidiaries.

In connection with the closing of the Mergers, Boost Run Inc’s equity holders received aggregate consideration including (i) an installment note with an initial principal amount of $8,500 and (ii) equity consideration consisting of Pubco Class A and Class B common stock based on a $10.00 per share valuation, together with the potential issuance of up to 7,875,000 earnout shares contingent upon Pubco’s future stock price performance.

The Mergers were accounted for as a reverse recapitalization, with Boost Run Inc. deemed to be the accounting acquirer. Accordingly, the transaction is equivalent to the issuance of equity by Boost Run Inc. for the net assets of the SPAC, accompanied by a recapitalization of Boost Run Inc’s consolidated equity structure.

In connection with the closing of the Mergers, the Company also repaid in full all outstanding borrowings under its bridge loan arrangements, including the August 2025 Bridge Loan and the February 2026 Bridge Loans, as well as amounts outstanding under the related party loan. As a result, the Company had no outstanding debt obligations related to these arrangements after the Closing Date.

Additionally, all outstanding SPAC securities converted into equivalent Boost Run Inc. securities, and its Class A common stock and public warrants commenced trading on The Nasdaq Stock Market LLC subsequent to the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS of Boost Run

The following discussion and analysis should be read in conjunction with the financial statements and related notes of Boost Run Holdings, LLC. (“Boost Run,” “we,” “us,” and “our”) included elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

These statements include, among other things, statements concerning our expectations regarding:

●	continued growth and market share gains;
●	variability in sales in certain product and service categories from year to year;
●	expected impact on sales of certain products and services;
●	increasing or decreasing inflation or stagflation, and changing interest rates in many geographies and changes in currency exchange rates and currency regulations;
●	competition in our markets;
●	macroeconomic, geopolitical factors and other disruptions, including the transition in administrations, tariffs or other trade disruptions, public health issues, wars, natural disasters and economic growth;
●	government regulation, tariffs and other policies;
●	drivers of long-term growth and operating leverage, such as pricing of our products and services, sales productivity, pipeline and capacity, functionality, value and technology improvements in our service offerings;
●	growing our solution sales through channel partners to businesses / service providers, our ability to execute these sales and the complexity of providing solutions (including the increased competition and unpredictability of timing associated with sales to larger enterprises), the impact of sales to these organizations on our long-term growth, expansion and operating results, and the effectiveness of our sales organization;
●	our ability to successfully anticipate market changes, including those related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;
●	growth expectations for the secure networking market;
●	forecasts of future demand including changing market drivers and demands;
●	our ability to hire properly qualified and effective sales, support and engineering employees;
●	trends in revenue, cost of revenue and gross margin;
●	trends in our operating expense, including cost of revenue, selling, general and administrative expense, depreciation and amortization expense, colocation lease cost, and expectations regarding these expenses;
●	expected impact of plans and strategy for the acceleration of our data center footprint and our points of presence deployment;
●	expectations that our operating expense will increase year over year during 2026;
●	uncertain tax benefits and our effective domestic and global tax rates, the impact of interpretations of, or changes to tax law, and the timing of tax payments;
●	expectations regarding spending related to real estate assets, acquisitions and development, including data centers and points of presence, office building and warehouse investments, as well as other capital expenditures and related to the impact on cash flow and expenses;
●	estimates of a range of 2026 spending on capital expenditures;
●	expansions and other changes to our real property holdings and development;
●	expected outcomes and liabilities in alleged claims;
●	our intentions regarding the sufficiency of our existing cash, cash equivalents and investments to meet our cash needs, including our debt servicing requirements, for at least the next 12 months;
●	other statements regarding our future operations, financial condition and prospects and business strategies; and
●	adoption and impact of new accounting standards.

Business Overview

We are a Delaware limited liability company formed on March 21, 2024, to serve as the parent entity of Boost Run LLC, an Illinois limited liability company originally organized on August 16, 2023. On March 22, 2024, Boost Run LLC and we entered into a contribution agreement under which we acquired 100% of the membership interests of Boost Run LLC, resulting in Boost Run LLC becoming our wholly owned subsidiary (the “Contribution”). The Contribution represents a transfer of ownership interests between entities under common control and is accounted for in accordance with ASC 805-50, Business Combinations—Subtopic 50: Transactions Between Entities Under Common Control. Under this guidance, the assets and liabilities of Boost Run LLC were transferred to us at their carrying amounts as of the date of transfer, with no recognition of goodwill or gain/loss. The Contribution also results in a change in the reporting entity under U.S. GAAP, with us now serving as the ultimate parent company for financial reporting purposes. Accordingly, the accompanying comparative interim condensed consolidated financial statements have been retrospectively adjusted to reflect our financial position and results of operations as if the entities had always been combined.

We own, lease, and operate bare metal GPUs servers housed within top-tier certified data centers. Our compute offerings are generally more affordable than those of major cloud providers, depending on contract duration and model type. Through the Infrastructure as Code (“IaC”) automation, we enable customers to access our services in a simple and secure manner. This makes our platform an ideal solution for organizations seeking to run sophisticated artificial intelligence (“AI”) models, including Large Language Models (“LLMs”), generative models, and other high-performance computing workloads. Whether training massive neural networks, running inference at scale, or executing computationally intensive scientific simulations, our GPU servers deliver the necessary performance at a cost that supports operational efficiency.

Amended and Restated LLC Agreement

In August 2025, we entered into an Amended and Restated Limited Liability Company Agreement, replacing the original agreement dated March 22, 2024. The amended agreement formalizes a multi-class equity structure, including Class A, Class B, and Class C units, each with distinct economic and governance rights. Class A units retain voting rights and priority in distributions, Class B units are structured as profits interests subject to vesting and participation thresholds, and Class C units were issued to a lender in connection with a financing arrangement and are not profits interests and are not subject to vesting but do have participation thresholds. In August 2025, pursuant to the August 2025 Warrant Cancellation Agreement, we issued 128 newly-created Class C units. In September 2025, pursuant to the Amended and Restated LLC Agreement, the board of directors granted 506 Class B units.

Business Combination Agreement

On September 15, 2025, we entered into a Business Combination Agreement with Willow Lane Acquisition Corp. (“Willow Lane”), Boost Run Inc., (“Pubco”), Benchmark Merger Sub I Inc., a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Benchmark Merger Sub II LLC, a wholly-owned subsidiary of Pubco (“Company Merger Sub”). The Business Combination Agreement provides for a two-step merger transaction (the “Mergers”), in which, first, SPAC Merger Sub will merge with and into Willow Lane, with Willow Lane surviving as a wholly-owned subsidiary of Pubco, and, immediately thereafter, Company Merger Sub will merge with and into us, with us surviving as a wholly-owned subsidiary of Pubco. By virtue of the consummation of the Mergers, Pubco will become a publicly traded company, with Willow Lane and us as its wholly owned subsidiaries. Prior to the closing of the Mergers, Willow Lane will re-domicile from the Cayman Islands to the State of Delaware.

At Closing, our equity holders will receive total consideration consisting of (i) an $8.5 million installment note, (ii) $441.5 million in Pubco Class A and Class B common stock (based on a $10.00 per share valuation), and (iii) up to 7,875,000 Karos Earnout Shares contingent upon Pubco’s stock performance over a three-year earnout period. Karos Earnout Shares will be issued in three equal tranches if Pubco’s volume-weighted average price meets or exceeds $12.50, $15.00, and $17.50, respectively, for twenty out of thirty consecutive trading days during the earnout period.

The transaction is intended to qualify as an “exchange” within the meaning of Section 351 of the Internal Revenue Code for U.S. federal income tax purposes. Each party to the Business Combination Agreement will be responsible for its own tax liabilities, including any adverse consequences arising from the failure of the transaction to qualify under Section 351.

Upon Closing, Pubco will assume all outstanding Willow Lane securities, which will convert into equivalent Pubco securities.

Business Combination Agreement Amendment

On January 13, 2026, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement, which, among other matters, confirms that the post-closing board of directors of Pubco will consist of seven directors—two designated by Willow Lane and five designated by us—and extends the latest date for closing to June 30, 2026.

Simultaneously, and in connection with the previously announced earnout structure, the Pubco, Willow Lane Sponsor, LLC (the “Sponsor”), and Goodrich ILMJS LLC (the “SPV”) entered into an amendment to the earnout agreement providing that the Sponsor may earn up to 1,125,000 newly issued shares of Pubco Class A Common Stock and the SPV may earn up to 1,968,750 newly issued shares of Pubco Class A common stock (3,093,750 shares in total) based on the performance of Pubco Class A Common Stock during the three-year period beginning on and following the Closing, as follows: in the event that the VWAP of Pubco Class A Common Stock equals or exceeds (i) $12.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; (ii) $15.00 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares; and (iii) $17.50 per share, the Sponsor will be entitled to 375,000 such shares and the SPV to 656,250 such shares (in each case, measured for any 20 trading days within any consecutive 30 trading days during the earnout period).

Pursuant to the Weil Consulting Agreement, dated January 13, 2026, Pubco has agreed to engage B. Luke Weil, Chairman and Chief Executive Officer of Willow Lane, to provide advice as needed with respect to business strategy and corporate governance and to use his reasonable efforts to introduce Pubco to clients and investors, commencing on the first business day following the day of the Closing and agreed to grant in three equal tranches totaling 336,000 shares of Pubco Class A Common Stock, subject to vesting provided that Pubco’s VWAP meets or exceeds $12.00, $14.50 and $17.00, respectively, for 30 trading days within consecutive 45 trading days following the date of the Closing.

Mergers

On May 8, 2026 (the “Closing Date”), the previously disclosed business combination pursuant to the Business Combination Agreement was consummated. In accordance with the terms of the Business Combination Agreement, (i) SPAC Merger Sub merged with and into Willow Lane, with Willow Lane surviving as a wholly owned subsidiary of Pubco, and (ii) immediately thereafter, Company Merger Sub merged with and into us, with us surviving as a wholly owned subsidiary of Pubco. As a result of the Mergers, Pubco became a publicly traded company and Willow Lane and us became its wholly owned subsidiaries.

In connection with the closing of the Mergers, Pubco’s equity holders received aggregate consideration including (i) an installment note with an initial principal amount of $8.5 million and (ii) equity consideration consisting of Pubco Class A and Class B common stock based on a $10.00 per share valuation, together with the potential issuance of up to 7,875,000 earnout shares contingent upon Pubco’s future stock price performance.

The Mergers were accounted for as a reverse recapitalization, with Pubco deemed to be the accounting acquirer. Accordingly, the transaction is equivalent to the issuance of equity by Pubco for the net assets of Willow Lane, accompanied by a recapitalization of Pubco’s consolidated equity structure.

In connection with the closing of the Mergers, we also repaid in full all outstanding borrowings under our bridge loan arrangements, including the August 2025 Bridge Loan and the February 2026 Bridge Loans, as well as amounts outstanding under the related party loan. As a result, we had no outstanding debt obligations related to these arrangements after the Closing Date.

Additionally, all outstanding Willow Lane’s securities converted into equivalent Pubco’s securities, and its Class A common stock and public warrants commenced trading on The Nasdaq Stock Market LLC subsequent to the Closing Date.

Financial Summary for the three months ended March 31, 2026 and 2025

●	Total revenue was $10.96 million for the three months ended March 31, 2026, an increase of 165% compared to $4.14 million for the three months ended March 31, 2025.
●	Total cost of revenue was $1.58 million for the three months ended March 31, 2026, an increase of 125% compared to $0.70 million for the three months ended March 31, 2025.
●	Total selling, general and administrative was $2.66 million for the three months ended March 31, 2026, an increase of 243% compared to $0.77 million for the three months ended March 31, 2025.
●	Total depreciation and amortization was $4.72 million for the three months ended March 31, 2026, an increase of 244% compared to $1.37 million for the three months ended March 31, 2025.
●	Total colocation lease cost was $4.67 million for the three months ended March 31, 2026, an increase of 476% compared to $0.81 million for the three months ended March 31, 2025.
●	Total other expenses, net was $1.45 million for the three months ended March 31, 2026, an increase of 214% compared to $0.46 million for the three months ended March 31, 2025.
●	Net loss was $4.12 million for the three months ended March 31, 2026, compared to net income of $0.02 million for the three months ended March 31, 2025.

Impact of Macroeconomic and Geopolitical Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as Gross Domestic Product (“GDP”) growth, the war in Ukraine or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, changing interest rates, tariffs and other trade disruptions, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles and delayed purchases.

Worsening economic conditions may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of economic conditions on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in the “Risk Factors” section in this Form 10-Q. Given the dynamic nature of these circumstances, the full impact of worsening economic conditions on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically provide compute power via high-performance GPU servers through three primary channels:

●	Our Platform – Customers rent GPU compute directly via our proprietary platform. We also utilize excess GPU compute on our platform for blockchain rewards.
●	Third-Party Platforms – We supply GPU infrastructure to other AI platforms that lack their own hardware, earning revenue based on GPU usage.
●	Brokers – GPU brokers purchase access to our GPU capacity for resale to their customers.

We own GPU infrastructure which is housed across multiple colocation facilities in the U.S., such as Oregon, Washington; Richardson, Texas; Fort Worth, Texas; Chicago, Illinois; Charlotte, North Carolina; Seattle, Washington; and Minneapolis, Minnesota. The colocation facilities provide hosting services—including space, power, connectivity, and physical security—but do not own or supply the GPU hardware.

Regardless of channel, our GPU rental agreements are similar in nature: once servers are provisioned, the customer assumes full control over the equipment, including GPU utilization, workloads executed, and end-user access. We do not retain operating rights after commencement. In addition to the GPU servers, the agreements require us to provide supporting services—such as preparing facilities to host the equipment, supplying reliable and continuous power and internet connectivity, maintaining physical security, configuring the operating system and automation tooling as requested by the lessee, and assisting with deployment or redeployment of the equipment in the event of failure. These ancillary responsibilities are bundled with the server rentals as part of our fulfillment of the obligations. They do not alter the lessee’s control of the GPU servers but ensure the servers remain operational and usable throughout the lease term.

Key Metrics

We monitor several key metrics, including the key financial metrics set forth below, in order to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The following table summarizes revenue, gross profit, gross profit margin and capital expenditure on GPU acquisitions. We discuss revenue below under “Components of Operating Results,” and we discuss gross profit, gross profit margin and capital expenditure on GPU acquisitions immediately below in the following tables for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
	(in thousands)
Revenue	$10,956	$4,140
Gross profit	$9,377	$3,437
Gross profit margin	85.6%	83.0%
Capital expenditure on GPU acquisitions	$8,931	$681

Gross profit. We define gross profit as revenue less cost of revenue. Gross profit was $9.38 million for the three months ended March 31, 2026 compared to $3.44 million for the three months ended March 31, 2025, an increase of $5.94 million, or 173%. The increase primarily reflects higher GPU utilization rates, expansion of customer contracts in the enterprise AI vertical, and incremental pricing adjustments. Revenue outpaced cost of revenue as we gained efficiencies in operations period over period.

Gross profit margin. Gross profit as a percentage of revenue, or gross profit margin, has been and will continue to be affected by a variety of factors, including the GPU utilization rates, the number of customer contracts, expansion/contraction of existing customer contracts, and pricing adjustments. Gross profit margin was 85.6% for the three months ended March 31, 2026 compared to 83.0% for the three months ended March 31, 2025, an increase of 2.6%. We attribute the increase in gross profit margin to greater efficiencies in operations.

Capital Expenditure on GPU acquisitions. We define capital expenditure as money spent to acquire, upgrade, or extend the life of our GPU equipment. Capital expenditures on GPU equipment was $8.93 million for the three months ended March 31, 2026 compared to $0.68 million for the three months ended March 31, 2025, an increase of $8.25 million, or 1,211%. We attribute the increase in capital expenditure to larger upfront purchases attributable to certain contracts for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Components of Operating Results

Revenue. We generate income by providing lessees with access to our high-performance GPU servers under GPU rental agreements. We enter into contracts with both end lessees and with third parties who separately contract with their own customers to use our solutions. These agreements contain lease components for the right to use specifically identified GPU servers and related hardware within dedicated data center areas, along with non-lease components for ancillary services which include the provision of power, internet connectivity, security, and lessee support.

Cost of revenue. Cost of revenue primarily consists of data center service fees and building rent, excluding depreciation and amortization, including costs associated with our facilities, such as third-party service fees, business licenses, and other related expenses. Colocation rent (which includes utilities) and depreciation and amortization are reported separately as an operating cost and expense.

Selling, general and administrative. Selling, general and administrative is primarily comprised of payroll costs, legal and accounting services, software and applications, unit-based compensation, travel, taxes paid, office expenses, and finance charges.

Depreciation and amortization. Equipment acquired is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets.

Colocation lease cost. Colocation lease costs represent the costs we incur to rent data centers to house our GPUs. The expenses consist of costs such as operating lease expenses related to the data centers and office and equipment, as well as short-term lease cost and variable lease costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, internal-use software, unit-based compensation, debt, and income taxes. To the extent that there are material differences between these estimates and our actual results, our future interim condensed consolidated financial statements will be affected. Some of the judgments that we make in applying our accounting estimates in these areas are described in Note 2 to our interim condensed consolidated financial statements section included elsewhere in this Form 10-Q. There have been no material changes to our critical accounting policies and estimates as disclosed in our amendment number 2 to Form S-4 filed on March 11, 2026. The preparation of financial statements in conformity with U.S. GAAP continues to require us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ materially from those estimates.

Known Trends and Uncertainties

We expect continued growth in demand for GPU-based computing and AI-driven infrastructure. However, market conditions remain dynamic. Component supply constraints, power availability, and changes in data-center energy regulation could influence our ability to scale operations or maintain current pricing levels. Additionally, fluctuations in interest rates or macroeconomic slowdowns in our end markets may affect our customers’ spending patterns and project timing.

Results of Operations for the three months ended March 31, 2026 and 2025

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Revenue	$10,956	$4,140	$6,816	165%
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,579	703	876	125%
Selling, general and administrative (excluding depreciation and amortization)	2,658	774	1,884	243%
Depreciation and amortization	4,723	1,371	3,352	244%
Colocation lease cost	4,667	810	3,857	476%
Total operating costs and expenses	13,627	3,658	9,969	273%
(Loss) income from operations	$(2,671)	$482	$(3,153)	654%

Other (expense) income:
Loss on sale of fixed assets	—	(195)	195	100%
Interest expense	(1,397)	(209)	(1,188)	568%
Loss in fair value of digital asset receivable	(3)	(61)	58	95%
Other (expense) income, net	(47)	4	(51)	(1,275)%
Total other expenses, net	(1,447)	(461)	(986)	214%
Net (loss) income	$(4,118)	$21	$(4,139)	(19,710%)

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenue

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Revenue	$10,956	$4,140	$6,816	165%

Revenue was $10.96 million for the three months ended March 31, 2026 compared to $4.14 million for the three months ended March 31, 2025 an increase of $6.82 million, or 165%. The increase primarily reflects higher GPU utilization rates, expansion of customer contracts in the enterprise AI vertical, and incremental pricing adjustments. We added seven new lessees which contributed lease income of $3.83 million and seven new customers who contributed blockchain rewards of $0.15 million for the three months ended March 31, 2026. Existing lessees contributed $2.84 million more revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cost of revenue

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$1,579	$703	$876	125%

Cost of revenue was $1.58 million for the three months ended March 31, 2026 compared to $0.70 million for the three months ended March 31, 2025. Cost of revenue increased $0.88 million, or 125%. The increase primarily reflects higher GPU utilization rates and expansion of customer contracts in the enterprise AI vertical. The increase in cost of revenue was outpaced by the increase in revenue as we gained efficiencies in operations period over period.

Selling, general and administrative

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Selling, general and administrative (excluding depreciation and amortization)	$2,658	$774	$1,884	243%

Selling, general and administrative expense was $2.66 million for the three months ended March 31, 2026 compared to $0.77 million for the three months ended March 31, 2025. Selling, general and administrative increased $1.89 million, or 243%. The increase primarily reflects higher GPU utilization rates and expansion of customer contracts in the enterprise AI vertical. Of the $1.89 million increase, it is primarily driven by (i) a $0.6 million increase in payroll expense related to six new employees added during the three months ended March 31, 2026, (ii) $0.4 million increase in legal and accounting services, (iii) a $0.4 million increase in contract labor, (iv) a $0.3 million increase in software and application expenses due to our growth, and (v) a $0.1 million increase in travel expenses. The remaining net increase in selling, general and administrative expenses is mostly due to increases in general business expenses, insurance, and office expenses, offset by a decrease in finance charges.

Depreciation and amortization

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Depreciation and amortization	$4,723	$1,371	$3,352	244%

Depreciation and amortization expense was $4.72 million for the three months ended March 31, 2026 compared to $1.37 million for the three months ended March 31, 2025, an increase of $3.35 million or 244%. The increase was primarily attributable to (i) $0.6 million of higher depreciation expense on owned assets, primarily driven by approximately $17.0 million of equipment additions during the three months ended March 31, 2026; (ii) $0.7 million of incremental amortization expense related to finance leases executed on a staggered basis in early 2025, which were only partially reflected in the prior-year period; and (iii) $2.1 million of amortization expense associated with finance leases entered into subsequent to March 31, 2025.

Colocation lease cost

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Colocation lease cost	$4,667	$810	$3,857	476%

Colocation lease cost was $4.67 million for the three months ended March 31, 2026 compared to $0.81 million for the three months ended March 31, 2025. Colocation lease cost increased $3.86 million, or 476%. The increase was primarily driven by three new colocation facilities that commenced operations subsequent to March 31, 2025 and therefore did not contribute to expense in the prior year period: Durham, North Carolina for $0.7 million, Charlotte, North Carolina for $0.5 million, and Minneapolis, Minnesota for $2.7 million.

Other expenses, net

	For the three months ended March 31,
	2026	2025	Change	%
	(in thousands)
Total other expenses, net	$(1,447)	$(461)	$(986)	214%

Total other expenses, net was $1.45 million for the three months ended March 31, 2026 compared to $0.46 million for the three months ended March 31, 2025. The change of $0.99 million, or 214%, in total other expense, net was primarily due to the increase interest expense associated with the Bridge Loans and office and equipment finance leasing agreements, as well as the loss on sale associated with the disposal of hardware equipment during the first three months ended March 31, 2025.

Liquidity and Capital Resources

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis. As of March 31, 2026, we had cash of $13.24 million, an accumulated deficit of $21.16 million and a working capital deficit of $71.50 million. Subsequent to March 31, 2026, Pubco completed the Mergers that resulted in the net cash receipt of approximately $95.38 million and the repayment of the bridge loans and related party loan. We have evaluated our liquidity position and expected cash flows and believe that, based on our current cash balances, proceeds from the Mergers, and anticipated cash flows from operations, we have sufficient liquidity to meet our obligations as they become due for at least one year from the date these interim condensed consolidated financial statements are issued.

Financing Arrangements

Bridge Loan

On August 11, 2025, we entered into a bridge loan agreement (the “August 2025 Bridge Loan Agreement”) providing for an initial draw of $5.00 million, with up to an additional $20.00 million available at the lender’s discretion. The loan bears interest at the prime rate plus 4.50%, subject to a prime rate floor of 7.5%, with interest-only payments for the first 12 months, followed by monthly amortization of 1.25% of the principal. The loan matures on August 11, 2028, and is secured by substantially all of our assets.

We recorded a total debt discount of $0.14 million and debt issuance costs of $0.05 million at issuance which are being amortized over the contractual term of the loan. As of March 31, 2026, the unamortized debt discount and issuance costs totaled $0.11 million and $0.04 million, respectively, resulting in a carrying amount of $4.85 million. As of March 31, 2026, the outstanding principal balance was $5.00 million, and we were in compliance with all applicable financial and non-financial covenants. We typically pay interest due in advance; accordingly, no accrued interest was recorded in the interim condensed consolidated statements of financial position as of March 31, 2026.

On February 27, 2026, we entered into an amendment and waiver agreement to our August 2025 Bridge Loan Agreement (the “First Amendment and Waiver Agreement”), pursuant to which we issued additional short-term bridge loans totaling $11.00 million (the “February 2026 Bridge Loans”). We received $9.95 million in net proceeds, reflecting a $1.05 million total debt discount. As of March 31, 2026, the unamortized debt discount and debt issuance costs totaled $0.47 million and $0.02 million, respectively, resulting in a net carrying of $10.51 million.

The First Amendment and Waiver Agreement did not modify the contractual cash flows of our existing August 2025 Bridge Loan Agreement, and the February 2026 Bridge Loans were accounted for as newly issued debt. As amended, the aggregate committed borrowings under the agreement increased to $16.00 million, and the agreement permits up to an additional $9.00 million of discretionary borrowings.

The February 2026 Bridge Loans mature on the earlier of April 28, 2026 or the consummation of a permitted SPAC acquisition. The February 2026 Bridge Loans bear no stated interest, and the original issue discount, together with related financing fees, is amortized to interest expense over the contractual term using the effective interest method. As of March 31, 2026, the February 2026 Bridge Loans were classified as current liabilities.

The First Amendment and Waiver Agreement also provides for continued reimbursement of lender expenses, preserves existing mandatory prepayment and make-whole provisions, and includes a waiver of certain existing defaults. The waiver applied only to specified defaults existing as of the amendment date and did not modify our ongoing covenant requirements.

Interest expense related to the bridge loans, substantially all of which represents amortization of original issue discounts and debt issuance costs associated with both the August 2025 bridge loan and the February 2026 Bridge Loans, was $0.72 million for the three months ended March 31, 2026.

The bridge loans were paid off concurrent with the closing of the Mergers. Refer to Notes 9 and 16 to our interim condensed consolidated financial statements section included elsewhere in this Form 10-Q for more information related to our bridge loans.

Related Party Loan

During 2025, we received $1.43 million proceeds from the subordinated loan agreement with our chief executive officer, Andrew Karos (“Related Party Loan”). The loan bears interest at 4.33% per annum and is subordinated to our obligations under its bridge loan. The loan matures on the earlier of August 11, 2028, or 91 days after repayment of the bridge loan. The loan bears interest at 4.33% per annum and is subordinated to the bridge loan. The Related Party Loan was paid off concurrent with the closing of the Mergers.

Post-Combination Capitalization and Liquidity Outlook

On May 8, 2026, we consummated the Mergers, pursuant to which we became a wholly owned subsidiary of Pubco. In connection with the closing of the Mergers, no redemptions were submitted by Willow Lane shareholders.

Upon closing, Pubco’s Class A common stock and public warrants began trading on the Nasdaq Stock Market LLC under the ticker symbols “BRUN” and “BRUNW,” respectively, beginning on May 11, 2026.

The proceeds from the Mergers have strengthened the Company’s liquidity position and are expected to support the expansion of its GPU infrastructure platform and general working capital needs. As of the date of this filing, we believe we have sufficient liquidity to fund our planned operations for at least the next twelve months.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations and Other Commitments

Leases

As of March 31, 2026, we had future operating and finance lease liabilities of $102.13 million and $86.78 million, respectively. Of those amounts, an aggregate of $37.99 million is payable before December 31, 2026.

Bridge Loan

We entered into a $5.0 million Bridge Loan agreement on August 11, 2025. Monthly repayments of the loan are due beginning on September 1, 2026, with a lump sum payment of $3.5 million due at the loan’s maturity on August 11, 2028. As of March 31, 2026 and 2025, we had a loan balance of $4.85 million and zero, respectively, outstanding.

We entered into an $11.0 million Amended August 2025 Bridge Loan Agreement on February 27, 2026. The loan does not bear interest and will be paid in full on April 28, 2026, or at close. As of March 31, 2026 and 2025, we had a loan balance of $10.51 million and zero, respectively, outstanding.

The bridge loans were paid off concurrent with the closing of the Mergers.

Related Party Loan

We entered into a $1.43 million Related Party Loan agreement on November 25, 2025. The loan matures on the earlier of August 11, 2028, or 91 days after repayment of the bridge loan, and the loan bears interest at 4.33% per annum. As of March 31, 2026, the outstanding Related Party Loan principal balance was $1.43 million with accrued interest of $0.02 million. We did not have a Related Party Loan as of March 31, 2025. The Related Party Loan was paid off concurrent with the Mergers.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$13,235	$1,258
Net cash (used in) provided by investing activities	(15,948)	218
Net cash provided by (used in) financing activities	6,207	(470)
Net change in cash and cash equivalents	$3,494	$1,006

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income (loss), as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of depreciation and amortization, unit-based compensation expense, loss (gain) on sale of fixed assets, non-cash lease expense, loss in change of fair value of digital asset receivable, loss in change in fair value of liability-classified warrants, and non-cash interest expense. Changes in operating assets and liabilities consisted of changes in accounts receivable, prepaid expenses, other current assets, accounts payable, operating lease liabilities, credit card payable, and other current liabilities.

Net cash provided by operating activities was $13.24 million for the three months ended March 31, 2026, compared to $1.26 million for the three months ended March 31, 2025, or an increase of $11.98 million or 952%. The increase in operating cash flow was a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital.

Investing Activities

The changes in cash flows from investing activities primarily relate to purchases and sale of equipment. Historically, in making a lease-versus-ownership decision related to office or data center space, we have considered various factors including financial metrics, expected long-term growth rates, time to market, operating costs and changes in asset values. We may also make cash payments in connection with future business combinations.

Net cash used in investing activities of $15.95 million for the three months ended March 31, 2026 was primarily related to purchases of equipment of $8.93 million, operating lease prepayments of $5.07 million, and finance lease prepayments of $1.95 million.

Net cash provided by investing activities of $0.22 million for the three months ended March 31, 2025 was primarily related to the proceeds from the sale of equipment of $0.92 million, partially offset by purchases of equipment of $0.68 million and intangible assets of $0.02 million.

Financing Activities

The changes in cash flows from financing activities primarily relate to capital contributions, proceeds from the Bridge Loan, net, payments toward deferred transaction costs, proceeds from related party loans, and principal payments on finance lease liabilities.

Net cash provided by financing activities of $6.21 million for the three months ended March 31, 2026 was primarily driven by net proceeds from the Bridge Loan, net of $9.95 million, partially offset by payments of finance lease liabilities of $3.72 million and payments toward deferred transaction costs of $0.02 million.

Net cash used in financing activities of $0.47 million for the three months ended March 31, 2025 was primarily driven by payments of finance lease liabilities of $0.97 million, partially offset by capital contributions from the owners of $0.50 million.

Recent Accounting Pronouncements

Refer to the notes to our interim condensed consolidated financial statements included elsewhere in this Form 10-Q for a full description of recently adopted accounting pronouncements.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the accompanying interim condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk from those disclosed in our amendment number 2 to Form S-4 filed on March 11, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of March 31, 2026, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated April 8, 2026, as may be supplemented from time to time, which could materially affect our business, financial condition or future results. There have been no material changes as of the date of this Report to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the period covered by this Report which were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2026	Boost Run Inc.

	By:	/s/ Andrew Karos
Andrew Karos
Chief Executive Officer

	By:	/s/ Erik Guckel
Erik Guckel
Chief Financial Officer

