Form 10-Q/A
period 2026-03-31
Boost Run Inc.
filed 2026-08-18
CIK 2090646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 17, 2026, the registrant had a total of 49,954,423 shares of Class A Common Stock, $0.0001 par value, issued and outstanding and 29,533,018 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Boost Run Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission on June 1, 2026 (the “Original Filing”), to amend and restate Part I, Item 4 (Controls and Procedures) and to include updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Other than the amendments described above, including the updated signature page and certifications filed as Exhibits 31.1, 31.2, and 32.1 hereto, this Amendment does not modify or update any other disclosures set forth in the Original Filing, and does not otherwise reflect events occurring after the date of the Original Filing.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our registration statements on Form S-1 (File No. 333-297245) and Form S-4 (File No. 333-292712) filed with the SEC, we identified material weaknesses in our internal control over financial reporting. The material weaknesses pertained to (i) the lack of effectively designed, implemented, and maintained IT general controls over applications that support our financial reporting processes, (ii) insufficient segregation of duties across financially relevant functions, and (iii) the lack of a sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed. We concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls.

Remediation Efforts

We have begun implementing remediation measures to address these material weaknesses, including: (i) consulting with experts on technical accounting matters, internal controls, and the preparation of financial statements; (ii) performing a risk assessment over the organization and IT systems used in financial reporting and business processes; and (iii) hiring additional accounting, finance, and operations resources, including critical leadership roles with public company and internal control experience responsible for designing, implementing, and monitoring internal controls, including the Chief Accounting Officer, Chief Operating Officer, and Chief Information Officer.

While we have made improvements to our control environment and business processes to support and scale with our growing operations, the identified material weaknesses have not yet been remediated. We expect that our remediation efforts will continue through 2026 and will include: (i) designing, developing, and deploying an enhanced IT General Controls framework (“ITGC”), including the implementation of a number of systems, processes and tools to enable the effectiveness and consistent execution of these controls; (ii) continuing to implement ITGC to manage access and program changes within our IT environments and to support the evaluation, monitoring, and ongoing effectiveness of key applications and key reports; (iii) continuing to implement processes and controls to better manage and monitor our segregation of duties risks, including enhancing the usage of technology and tools for segregation of duties within our systems, applications and tools; and (iv) continuing to expand our resources with the appropriate level of expertise within our accounting, finance, and operations functions to implement, monitor, and maintain business processes and ITGCs.

We may not be able to fully remediate these material weaknesses until these steps have been completed and the applicable internal controls have been operating effectively for a sufficient period of time. Notwithstanding these material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 18, 2026	Boost Run Inc.

	By:	/s/ Andrew Karos
Andrew Karos
Chief Executive Officer

	By:	/s/ Erik Guckel
Erik Guckel
Chief Financial Officer

